Form 10-Q
period 2015-06-30
NextGlass Technologies Corp.
filed 2015-08-14
CIK 1634408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number  000-55385

NEXTGLASS TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

BLACK GROTTO ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	47-3150674
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9454 Wilshire Boulevard
Suite 610
Beverly Hills, California 90210
(Address of principal executive offices) (zip code)

011 6012 3911706
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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015

Common Stock, par value $0.0001	10,000,000

Documents incorporated by reference:	None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	2-4

Notes to Unaudited Condensed Financial Statements	5-10

Part I. Financial STATEMENTS

Item 1. Unaudited Condensed Financial Statements

NextGlass Technologies Corporation

UNAUDITED CONDENSED BALANCE SHEET

6/30/2015
ASSETS
Total assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Total liabilities	$-
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of 6/30/2015	$-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of 6/30/2015	$1,000
Discount on common stock	$(500)
Subscription receivable	$(500)
Additional paid-in capital	$712
Accumulated deficit	$(712)
Total stockholders' equity	$-
Total liabilities and stockholders' equity	$-

2

NextGlass Technologies Corporation

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended 6/30/15	From inception (1/12/15) to 6/30/15
Revenue	$-	$-
Cost of revenue	$-	$-
Gross profit	$-	$-
Operating expenses	$-	$712
Operating loss	$-	$(712)

Loss before income taxes	$-	$(712)
Income tax expense	$-	$-
Net loss	$-	$(712)

Loss per share - basic and diluted	$-	$(0.00)

Weighted average shares - basic and diluted	8,050,296	16,215,976

NextGlass Technologies Corporation

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

From inception (1/12/15) to 6/30/15
OPERATING ACTIVITIES
Net loss	$(712)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	$712
Changes in Operating Assets and Liabilities:
Accrued liability	$-
Net cash used in operating activities	$-
Net increase in cash	$-
Cash, beginning of period	$-
Cash, end of period	$-

Supplemental cash flow information:
Interest paid	$-
Income tax paid	$-

 NextGlass Technologies Corporation

Notes to Unaudited Condensed Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

NextGlass Technologies Corporation (formerly “Black Grotto Acquisition Corporation") ("NextGlass" or "the Company") was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company’s operations to date have been limited to issuing shares to its original shareholders and effecting a change in control.

On June 1, 2015 the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance of 4,500,000 shares of common stock. The then officers and directors resigned and Low Koon Poh was named the sole officer and director of the Company. Pursuant to the change in control, the Company changed its name to NextGlass Technologies Corporation. On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500.

The Company anticipates that it will effect its business plan through company development or through executing a business combination with an existing company. The Company intends to manufacture smart glass using patented technologies and to market such smart glass on a global basis.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2015. The results for the three months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash or cash equivalents as of June 30, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015, there are no outstanding dilutive securities.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $712 from inception (January 12, 2015) to June 30, 2015. The Company had no working capital and an accumulated deficit of $712 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-10—Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240—Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 4 - STOCKHOLDERS' EQUITY

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers of which 19,500,000 were redeemed at par on June 1, 2015. On June 2, 2015, the Company issued 4,500,000 shares of its common stock to nine investors to effect change in control. On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500, recognized as subscription receivable as of June 30, 2015.

As of June 30, 2015, 10,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

On July 30, 2015, subsequent to the period covered by this report, the Company amended its certificate of incorporation to increase the number of its authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. The authorized number of non-designated preferred stock of 20,000,000 did not change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NextGlass Technologies Corporation (formerly Black Grotto Acquisition Corporation) was incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. NextGlass Technologies Corporation ("NextGlass" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

On June 1, 2015 the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance of 4,500,000 shares of common stock to the following:

Low Koon Poh	700,000
Willy Chan Foo Weng	700,000
Chew Wei Kiat	100,000
Shin Jong Dae	390,000
Kim Sung Su	1,200,000
Kim Chang Young	300,000
Son Young Ho	300,000
Kim Jeong Geon	60,000
Thor Seng Wah	750,000

Messrs. James Cassidy and James McKillop, the then officers and directors of the Company resigned and Low Koon Poh was named its sole officer and director. Pursuant to the change in control, the Company changed its name to NextGlass Technologies Corporation. The Company filed a Form 8-K noticing the change of control and the change of name.

On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500.

The Company anticipates that it will effect its business plan through company development or through executing a business combination with an existing company. The Company intends to manufacture smart glass using patented technologies and to market such smart glass on a global basis.

Since inception the Company's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

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

As of June 30, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2015 the Company had sustained net loss of $712, and had an accumulated deficit of $712.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Former management paid all expenses incurred by the Company until the change in control. There is no expectation of repayment for such expenses. New management intend to continue to pay the expenses of the Company until such time as it has revenues or operations and can pay such expenses.

The president of the Company is the president, director and shareholder of Company.

SUBSEQUENT EVENT

On July 30, 2015, the shareholders of the Company and the Board of Directors approved the amendment to the Company's certificate of incorporation to increase the number of its authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. The authorized number of non-designated preferred stock of 20,000,000 did not change. The Company filed such change with the State of Delaware.

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

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from inception (January 12, 2015) to August 13, 2015, the Company has issued 24,500,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par, of which 19,500,000 were redeemed, as follows:

On January 22, 2015, the Company issued the following shares 20,000,000 shares of its common stock of which 19,500,000 were redeemed on June 1, 2015, pro rata at par from the holders thereof:

Name	Number of Shares

James Cassidy	10,000,000
James McKillop	10,000,000

On June 2, 2015, the Company issued 4,500,000 shares of its common stock to:

Low Koon Poh	700,000
Willy Chan Foo Weng	700,000
Chew Wei Kiat	100,000
Shin Jong Dae	390,000
Kim Sung Su	1,200,000
Kim Chang Young	300,000
Son Young Ho	300,000
Kim Jeong Geon	60,000
Thor Seng Wah	750,000

On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500, recognized as subscription receivable as of June 30, 2015.

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

NEXTGLASS TECHNOLOGIES INC.

	By:	/s/ Low Koon Poh
President, Chief Financial Officer

Dated: August 13, 2015

