Form 10-Q
period 2015-09-30
NextGlass Technologies Corp.
filed 2015-11-16
CIK 1634408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 15, 2015

Common Stock, par value $0.0001	10,000,000

Documents incorporated by reference:	None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheet	2

Unaudited Condensed Statements of Operations	3

Unaudited Condensed Statement of Cash Flows	4

Notes to Unaudited Condensed Financial Statements	5-7

Part I. Financial STATEMENTS

Item 1.	Unaudited Condensed Financial Statements

NextGlass Technologies Corporation

UNAUDITED CONDENSED BALANCE SHEET

9/30/2015
ASSETS
Cash	$12,916
Total assets	12,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities	13,000
Total liabilities	$13,000
Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2015	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2015	1,000
Discount on common stock	(500)
Subscription receivable	(500)
Additional paid-in capital	3,212
Accumulated deficit	(3,296)
Total stockholders' deficit	(84)
Total liabilities and stockholders' deficit	$12,916

The accompanying notes are an integral part of these unaudited condensed financial statements

NextGlass Technologies Corporation

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended 9/30/15	From inception (1/12/15) to 9/30/15
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Operating expenses	2,584	3,296
Operating loss	(2,584)	(3,296)

Loss before income taxes	(2,584)	(3,296)
Income tax expense	-	-
Net loss	$(2,584)	$(3,296)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	10,000,000	14,024,904

The accompanying notes are an integral part of these unaudited condensed financial statements

NextGlass Technologies Corporation

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

From inception (1/12/15) to 9/30/15
OPERATING ACTIVITIES
Net loss	$(3,296)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	$3,212
Changes in Operating Assets and Liabilities:
Due to Creditors	$13,000
Net cash provided by operating activities	$12,916
Net increase in cash	$12,916
Cash, beginning of period	$-
Cash, end of period	$12,916

Supplemental cash flow information:
Interest paid	$-
Income tax paid	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2015. The results for the three months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CASH

Cash includes cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had no cash equivalents as of September 30, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there are no outstanding dilutive securities.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,296 from inception (January 12, 2015) to September 30, 2015. The Company had a working capital deficit of $84 and an accumulated deficit of $3,296 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 4 - STOCKHOLDERS' EQUITY

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers of which 19,500,000 were redeemed at par on June 1, 2015. On June 2, 2015, the Company issued 4,500,000 shares of its common stock to nine investors to effect change in control. On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500, fully paid as of September 30, 2015.

As of September 30, 2015, 10,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500, which the company recognized as subscription receivable as of September 30, 2015.

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

As of September 30, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2015 the Company had sustained net loss of $3,296, and had an accumulated deficit of $3,296.

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

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

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

On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500, fully paid as of September 30, 2015.

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

Dated: November 16, 2015

