Form 10-K
period 2015-12-31
NextGlass Technologies Corp.
filed 2016-04-08
CIK 1634408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-55385

NEXTGLASS TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

BLACK GROTTO ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	47-3150674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9454 Wilshire Boulevard, Suite 610
Beverly Hills, California	90210
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: 011 6012 3911706
Securities registered pursuant to Section 12(b) of the Exchange Act:
Securities registered pursuant to Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of December 31, 2015, the registrant had 10,000,000 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K contain, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially than those projected or anticipated. Actual results could differ materially from those projected in the forward-looking statements. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, the Company cannot assure an investor that the forward-looking statements set out in this prospectus will prove to be accurate. The Company’s businesses can be affected by, without limitation, such things as natural disasters, economic trends, international strife or upheavals, consumer demand patterns, labor relations, existing and new competition, consolidation, and growth patterns within the industries in which the Company competes and any deterioration in the economy may individually or in combination impact future results.

PART I

Item 1. Description of Business

General

NextGlass Technologies Corporation (the “Company”) is an early-stage company planning to produce and distribute glass products (which the Company calls “smart glass” solutions). The Company intends to make these products based on technology that is covered by patents that it licenses from another company. The Company was incorporated in the State of Delaware in January 2015, and was formerly known as Black Grotto Acquisition Corporation (“Black Grotto” or “Black Grotto Acquisition”).

In June 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Black Grotto Acquisition Corporation to NextGlass Technologies Corporation in May 2015.

On July 1, 2015, the Company (as the Licensee) entered into a Commercialization Agreement with respect to certain assets (the “License Agreement”) with NextGlass Co., Ltd., a company incorporated in Korea (the “Licensor”). As the Licensee under the License Agreement, the Company is permitted full rights to the patents of the Licensor to commercialize products, including building the plant and facilities for such commercialization. The patents covered by the License Agreement consist of 9 patents held by the Licensor. Eight of these patents are registered in Korea, and one patent is registered in Taiwan.

Pursuant to the License Agreement, in exchange for the rights granted by Licensor to Licensee thereunder, both parties agree that Licensee is obligated to share 50% of the profits with the Licensor. For purposes of the License Agreement, the term “profits” means the audited profits before taxation figures. The profits due to the Licensor per the foregoing are required to be paid in full by the Company (as the Licensee) within 30 days from the date of audited accounts of Licensee.

The Company is located at 9454 Wilshire Boulevard, Suite 610, Beverly Hills, California 90210. The Company’s main phone number is 011-601-2391-1706.

Our Business

The Company plans to produce and distribute glass products (which the Company calls “smart glass” solutions). The Company intends to make these products based on technology that is covered by patents that it licenses from another company.

The Company plans to make smart glass solutions for many types of applications, including car windows, car sunroofs and airplane windows.

The Company’s smart glass solutions are expected to include adhesive film inside the smart glass, bullet-proofing, non-scattering effects, noise reduction, ITO-coated film, PDLC-coated Film and functional glass. The Company’s smart glass solutions are intended to help users of the products control room temperature and change the color and the amount of light passing through the smart glass product.

In the future, the Company plans to raise additional funds in order to build its own factory and purchase machineries to manufacture the smart glass internally using the patented technologies licensed under the License Agreement.

Item 2. Properties.

Our principal executive offices are located 9454 Wilshire Boulevard, Suite 610, Beverly Hills, California 90210.

Item 3. Legal Proceedings.

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

There is no public market for the Company’s common stock and the price at which the Shares are being offered has been arbitrarily determined by the Company. This price does not necessarily bear any direct relationship to the assets, operations, book or other established criteria of value of the Company but represents solely the arbitrary opinion of management of the Company.

Dividends

The Company does not anticipate that it will declare dividends in the foreseeable future but rather intends to use any future earnings for the development of its business. Once the Company is profitable and has generated sufficient cash flow from operations, the Company intends that it would then declare up to thirty percent (30%) of its profits after tax as dividends each year.

Repurchases of Equity Securities

Recent Sales of Unregistered Securities

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is an early-stage company (only recently emerging from its status as a development-stage company) and was incorporated in the State of Delaware in January 2015. As of the period from January 12, 2015 (inception) through December 31, 2015, the Company did not generate any revenue and incurred minimal expenses and operating losses, as part of its operating activities.

The Company anticipates that it would need substantial working capital over the next 12 months to continue as a going concern and to expand its operations to develop, build, manufacture and market smart glass products and solutions.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Revenues and Losses

Since its inception, the Company has focused its efforts on conducting market research, construction planning and development, and has devoted little attention or resources to sales and marketing or generating near-term revenues and profits. The Company has limited revenues to date and has not realized any profits as of yet. In order to succeed, the Company needs to develop a viable strategy to build, develop and market its products once they are ready to be sold.

The Company has posted no revenues and net losses of $7,493 during the period from January 12, 2015 (inception) to December 31, 2015.

Equipment Financing

The Company has no existing equipment financing arrangements.

Pricing

The Company anticipates offering products at market-competitive prices.

Potential Revenue

The Company does not expect any potential revenue for the foreseeable future.

Capital Resources

As of December 31, 2015, the Company held only $57,219 of cash on hand. The Company held no other assets as of such time.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Early Stage of the Company and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company has not generated significant revenues from its operations, and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital, including in the next 12 months and then beyond. There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of the Period from January 12, 2015 (inception) through December 31, 2015

As of December 31, 2015, the Company has not posted operating income since January 12, 2015 (inception). It has an accumulated deficit of ($7,493) since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

The Company did not generate revenues during the period from January 12, 2015 (inception) through December 31, 2015.

During the period from January 12, 2015 (inception) through December 31, 2015, the Company posted an operating loss and net loss of $7,493 and $7,493, respectively.

During the period from January 12, 2015 (inception) through December 31, 2015, the Company used $4,281 of net cash in operating activities, including $3,212 received from stockholders as contributed capital to pay for expenses. The Company had a cash balance of $57,219 as of December 31, 2015.

The Company received $61,500 of net cash from financing activities. $61,000 was advanced from potential shareholders for stock that was not yet issued as of December 31, 2015.

The Company did not incur any capital expenditures during the period from January 12, 2015 (inception) through December 31, 2015.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles since our formation and there are no disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced

Low Koon Poh	43	President, Secretary & Treasurer; CFO; Director	2015

Background of Officers and Directors

Low Koon Poh

Low Koon Poh serves as President, Secretary and Treasurer of the Company. Mr. Poh is also the Company’s Chief Financial Officer (CFO). Mr. Poh is also the sole director of the Company. Mr. Low is a certified accountant. From January 2013 to the present, Mr. Low has served as a director of KLM Corporate Services. For more than the 5 past years continuing to the present, Mr. Low has been the sole proprietor of KL Management Services, which is located in Malaysia. Since 1997, Mr. Low has been a member of the Association of Chartered Certified Accountants. Since 1998, he has been a member of the Malaysian Institute of Accountants. Mr. Low attended ACCA from 2001 to 2005. He previously completed education at Kolej Damansara Utama and Sek. Men. Taman SEA.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Item 11. Executive Compensation.

Executive Compensation

Remuneration of Officers: Summary Compensation Table

Description of Compensation Table

							Change in
							Pension Value
							and Recognized
				Stock	Option	Non-equity Incentive plan	Deferred Compensation	All Other
Time/Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Low Koon Poh
President; Director	2015	$0	$0	$0	$0	$0	$0	$0	$0

As of December 31, 2015, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of a primary public offering in the future (or the completion of other financing or funding), however, the Company may compensate officers and employees as is discussed below in “Anticipated Officer and Director Remuneration.”

Each of the officers has received certain shares of common stock in the Company in connection with the change of control of the Company. Accordingly, the Company has not recorded any compensation expense in respect of any shares issued to the officers as such shares do not represent compensation that was paid to any officer.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable, experiences positive cash flow or obtains additional financing. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company (see “Anticipated Officer and Director Remuneration” below.)

Employment Agreements

The Company has not entered into employment agreements with any of its employees, other than standard offer letters and terms of employment for each employee made in the ordinary course of business.

Anticipated Officer and Director Remuneration

The Company pays no compensation to its officers or directors at present. The Company intends to pay regular, competitive annual salaries to all its officers and directors and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches greater profitability, experiences larger and more sustained positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering additional cash and non-cash compensation to officers and directors. In addition, the Company anticipates that its officers and directors will be provided with additional fringe benefits and perquisites at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company may plan to offer retirement benefits at a later time in its sole discretion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information as of the date of this Annual Report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

		Number of Shares of
Name	Position	Common Stock	Percentage of Class
Low Koon Poh	President, CFO; Director	700,000	7%
Willy Chan Foo Weng	5% shareholder	700,000	7%
Sung Su Kim	5% shareholder	4,380,000	44%
Thor Seng Wah	5% shareholder	760,000	8%
Son Young Ho	5% shareholder	900,000	9%
Chang Young Kim	5% shareholder	900,000	9%
Total owned by officers and directors		700,000	7%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company's common stock. Tiber Creek has received significant consulting fees from the Company and also holds shares in the Company. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently hold 250,000 shares in the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Black Grotto Acquisition, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Item 14. Principal Accounting Fees and Services.

Anton & Chia, LLP, an independent registered public accounting firm, has audited the accompanying balance sheet of NextGlass Technologies Corporation (the "Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 12, 2015 (inception) to December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits

Exhibit No.	Description of Exhibits
31	Certification Pursuant to Section 302
32	Certification Pursuant to Section 906

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NextGlass Technologies Corporation

We have audited the accompanying balance sheet of NextGlass Technologies Corporation (the "Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 12, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders’ deficit and its cash flows for the period from January 12, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

April 8, 2016

NextGlass Technologies Corporation

BALANCE SHEET

December 31, 2015
ASSETS

Current assets
Cash at bank	$57,219
Total current assets	57,219

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Deposit for stock to be issued	61,000
Total current liabilities	61,000

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2015	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2015	1,000
Discount on common stock	(500)
Additional paid in capital	3,212
Accumulated deficit	(7,493)
Total stockholders' deficit	(3,781)
Total liabilities and stockholders' deficit	$57,219

See accompanying notes to financial statements

NextGlass Technologies Corporation

STATEMENT OF OPERATIONS

From inception January 12, 2015 to December 31, 2015
Revenue	$-
Cost of revenue	-
Gross profit	-

G&A expenses	7,493

Income (loss) from Operating	(7,493)
Income tax expense	-

Net income (loss)	$(7,493)

Loss per share - basic and diluted	(0.00)
Weighted average shares - basic and diluted	12,549,315

See accompanying notes to financial statements

NextGlass Technologies Corporation

STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Discount on Common	Subscription	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Stock	Receivable	in Capital	Deficit	Total
BALANCES, January 12, 2015	-	$-	-	$-	$-	$-	$-	$-	$-
Common stock outstanding	-	-	10,000,000	1,000	(500)	-	-	-	500
Expenses paid for by shareholder and contributed as capital	-	-	-	-	-	-	3,212	-	3,212
Net Income	-	-	-	-	-	-	-	(7,493)	(7,493)
BALANCES, December 31, 2015	-	$-	10,000,000	$1,000	$(500)	$-	$3,212	$(7,493)	$(3,781)

See accompanying notes to financial statements

NextGlass Technologies Corporation

STATEMENT OF CASH FLOWS

From inception January 12, 2015 to December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,493)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	3,212
CASH USED BY OPERATING ACTIVITIES	(4,281)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder's contribution	500
Deposit for stock to be issued	61,000
CASH PROVIDED BY FINANCING ACTIVITIES	61,500

Net increase in cash	57,219

Cash, beginning of year	-

Cash, end of year	$57,219

Supplemental cash flow information:
Interest paid	-
Income tax paid	-

See accompanying notes to financial statements

NextGlass Technologies Corporation

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

NextGlass Technologies Corporation (formerly “Black Grotto Acquisition Corporation”) (“NextGlass” or “the Company”) was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company’s operations to date have been limited to issuing shares to its original shareholders and effecting a change in control.

On June 1, 2015, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance of 4,500,000 shares of common stock. The then officers and directors resigned and Low Koon Poh was named the sole officer and director of the Company. Pursuant to the change in control, the Company changed its name to NextGlass Technologies Corporation. On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Management makes its estimates based on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. This method also requires the recognition of future tax benefits such as net operating loss and tax credit carryforwards, to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded when the realization of future tax benefits is uncertain.

Earnings (Loss) Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and if converted method.

Effect of Recent Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $7,493 from inception (January 12, 2015) to December 31, 2015. The Company had a negative working capital of $3,781 and an accumulated deficit of $7,493 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity.

NOTE 4 – STOCKHOLDERS’ EQUITY

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers of which 19,500,000 were redeemed at par on June 1, 2015. On June 2, 2015, the Company issued 4,500,000 shares of its common stock to nine investors to effect change in control. On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500. As of December 31, 2015, 10,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 – DEPOSIT FOR STOCK TO BE ISSUED

During the period from inception (January 12, 2015) to December 31, 2015, the Company received $61,000 as funds designated for issuing of common stock. As of December 31, 2015, no agreement has been signed; thus, the price per share and the number of shares have not been decided yet.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated all transactions from December 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTGLASS TECHNOLOGIES INC.

By: Low Koon Poh

President, Chief Financial Officer

Dated: April 8, 2016