Form 10-Q
period 2016-03-31
NextGlass Technologies Corp.
filed 2016-05-16
CIK 1634408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

As of March 31, 2016, the registrant had 10,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

NextGlass Technologies Corporation

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets
Cash at bank	$50,172	$57,219
Interest receivable	153	-
Total current assets	50,325	57,219
Related party receivable	90,000	-
Total assets	140,325	57,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest	479	-
Deposit for stock to be issued	61,000	61,000
Total current liabilities	61,479	61,000
Note payable	150,000	-
Total liabilities	211,479	61,000

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2015 and March 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2015 and March 31, 2016, respectively	1,000	1,000
Discount on common stock	(500)	(500)
Additional paid in capital	7,912	3,212
Accumulated deficit	(79,566)	(7,493)
Total stockholders' deficit	(71,154)	(3,781)
Total liabilities and stockholders' deficit	$140,325	$57,219

See accompanying notes to unaudited financial statements.

NextGlass Technologies Corporation

Unaudited Condensed Statements of Operations

		From Inception
	Three Months Ended March 31, 2016	January 12, 2015 to March 31, 2015
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

G&A expenses	71,747	712

Income (loss) from Operating	(71,747)	(712)

Other income (expense)	(326)	-

Income tax expense	-	-

Net income (loss)	$(72,073)	$(712)

Loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average shares - basic and diluted	10,000,000	20,000,000

See accompanying notes to unaudited financial statements.

NextGlass Technologies Corporation

Unaudited Condensed Statements of Cash Flows

		From Inception
	Three Months Ended March 31, 2016	January 12, 2015 to March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(72,073)	$(712)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid by stockholder and contributed as capital	4,700	712
Changes in operating assets and liabilities:
Interest receivable	(153)	-
Accrued interest	479	-
CASH USED IN OPERATING ACTIVITIES	(67,047)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Related party receivable	(90,000)	-
CASH USED IN INVESTING ACTIVITIES	(90,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	150,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	150,000	-

Net decrease in cash	(7,047)	-

Cash, beginning of period	57,219	-

Cash, end of period	$50,172	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to unaudited financial statements.

NextGlass Technologies Corporation

Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

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

NOTE 3 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net loss of $72,073 for the three months ended March 31, 2016. The Company had a negative working capital of $11,154 and an accumulated deficit of $79,566 as of March 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 4 – RELATED PARTY RECEIVABLE

During the three months ended March 31, 2016, the Company advanced $90,000 to a related party through holding a promissory notes bearing interest at 4% per annum. The note and relative interest shall be due and receivable on March 3, 2018.

NOTE 5 – STOCKHOLDERS’ EQUITY

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers of which 19,500,000 were redeemed at par on June 1, 2015. On June 2, 2015, the Company issued 4,500,000 shares of its common stock to nine investors to effect change in control. On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500. As of March 31, 2016, 10,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 – DEPOSIT FOR STOCK TO BE ISSUED

The Company received $61,000 as funds designated for issuing of common stock in 2015. As of March 31, 2016, no agreement has been signed; thus, the price per share and the number of shares have not been decided yet.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

During the three months ended March 31, 2016, the Company received $150,000 of cash proceeds through the issuance of convertible promissory notes bearing interest at 5% per annum over the term from the issuance date through maturity date on March 7, 2019. Interest on the notes shall be payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year.

During the term of the notes, each lender has the right to convert the notes into common shares at $5.00 per share. As of March 31, 2016, no conversion has happened yet.

NOTE 8 – SUBSEQUENT EVENT

On January 16, 2016, the Company entered a common stock purchase agreement with a related party. The Company agrees to purchase total of 100,000 common shares from the related party by issuing total of 1,000,000 shares of common stock of the Company. The transaction was closed on April 27, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is an early-stage company (only recently emerging from its status as a development-stage company) and was incorporated in the State of Delaware in January 2015. The Company has not yet generated any revenue since inception to date.

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

The Company has posted no revenues and net losses of $72,073 during the three months ended March 31, 2016.

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

Results of Operation

Three Months Ended March 31, 2016 and the period from inception January 12, 2015 to March 31, 2015

Revenue

The Company did not generate revenues during the three months ended March 31, 2016 and the period from inception January 12, 2015 to March 31, 2015.

Operating Expenses

We incurred total operating expenses of $71,747 and $712 for the three months ended March 31, 2016 and the period from inception January 12, 2015 to March 31, 2015. The increase is primarily due to consulting fees for business development and professional fees related to SEC filing.

Net Loss

During the three months ended March 31, 2016, the Company posted a net loss of $72,073. During the period from inception January 12, 2015 to March 31, 2015, the Company incurred a net loss of $712. The increase is primarily due to consulting fees for business development and professional fees related to SEC filing.

Liquidity and Capital Resources

The Company has an accumulated deficit of ($79,566) for the three months ended March 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

During the three months ended March 31, 2016, the Company used $67,047 of net cash in operating activities, including $4,700 received from stockholders as contributed capital to pay for expenses. The Company had a cash balance of $50,172 as of March 31, 2016.

During the three months ended March 31, 2016, the Company advanced $90,000 to a related party in investing activities.

The Company received $150,000 of net cash in financing activities during the three months ended March 31, 2016.

The Company did not incur any capital expenditures during the three months ended March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information is not required to be filed by smaller reporting companies.

Item 4. Controls and Procedures

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers of which 19,500,000 were redeemed at par on June 1, 2015.

Name	Number of Shares
James Cassidy	10,000,000
James McKillop	10,000,000

On June 2, 2015, the Company issued 4,500,000 shares of its common stock to nine investors to effect change in control.

Name	Number of Shares
Low Koon Poh	700,000
Willy Chan Foo Weng	700,000
Chew Wei Kiat	100,000
Shin Jong Dae	390,000
Kim Sung Su	1,200,000
Kim Chang Young	300,000
Son Young Ho	300,000
Kim Jeong Geon	60,000
Thor Seng Wah	750,000

On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500.

As of March 31, 2016, 10,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits
31.1	Certification Pursuant to Section 302
31.2	Certification Pursuant to Section 302
32.1	Certification Pursuant to Section 906
32.2	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTGLASS TECHNOLOGIES INC.

By: /s/ Low Koon Poh

Low Koon Poh

Chief Financial Officer

Dated: May 16, 2016

