Form 10-Q/A
period 2016-03-31
NextGlass Technologies Corp.
filed 2016-05-19
CIK 1634408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

On May 16, 2016, NextGlass Technologies Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “Original Form 10-Q”). The Original Form 10-Q was filed without the required XBRL files attached. This amendment corrects the Original Form 10-Q to include the required XBRL files.

1

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

Chief Financial Officer

Dated: May 19, 2016

