Form 10-Q
period 2016-06-30
NextGlass Technologies Corp.
filed 2016-08-15
CIK 1634408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-55385

NEXTGLASS TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

BLACK GROTTO ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	47-3150674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9454 Wilshire Boulevard, Suite 612
Beverly Hills, California	90210
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (888)588-7974

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

As of August 8, 2016, the registrant had 10,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

NextGlass Technologies Corporation
Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets
Cash	$126,089	$57,219
Interest receivable	1,963	-
Total current assets	128,052	57,219
Note receivable	337,000	-
Plant, property and equipment, net of accumulated depreciation of $62	2,224	-
Total assets	467,276	57,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Other payable	227	-
Accrued interest	2,738	-
Deposit for stock to be issued	61,000	61,000
Total current liabilities	63,965	61,000
Loan payable, related party	400,000	-
Convertible notes payable	150,000	-
Total liabilities	613,965	61,000

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,000	1,000
Discount on common stock	(500)	(500)
Additional paid in capital	7,912	3,212
Accumulated deficit	(155,101)	(7,493)
Total stockholders' deficit	(146,689)	(3,781)
Total liabilities and stockholders' deficit	$467,276	$57,219

See accompanying notes to unaudited financial statements.

NextGlass Technologies Corporation
Unaudited Condensed Statements of Operations
		From Inception
	Six Months Ended June 30, 2016	January 12, 2015 to June 30, 2015	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

G&A expenses	144,543	712	72,796	-

Loss from operations	(144,543)	(712)	(72,796)	-

Other income (expense)	(3,065)	-	(2,739)	-

Income tax expense	-	-	-	-

Net loss	$(147,608)	$(712)	$(75,535)	$-

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$-
Weighted average shares - basic and diluted	10,000,000	16,215,976	10,000,000	8,050,296

See accompanying notes to unaudited financial statements.

NextGlass Technologies Corporation
Unaudited Condensed Statements of Cash Flows
		From Inception
	Six Months Ended June 30, 2016	January 12, 2015 to June 30, 2015	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(147,608)	$(712)	$(75,535)	$-
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid by stockholder and contributed as capital	4,700	712	-	-
Depreciation expenses	62	-	62	-
Changes in operating assets and liabilities:
Interest receivable	(1,963)	-	(1,810)	-
Other payable	227	-	227	-
Accrued interest	2,738	-	2,259	-
CASH USED IN OPERATING ACTIVITIES	(141,844)	-	(74,797)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant, property and equipment	(2,286)	-	(2,286)	-
Note receivable	(337,000)	-	(247,000)	-
CASH USED IN INVESTING ACTIVITIES	(339,286)	-	(249,286)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable, related party	494,000	-	494,000	-
Repayments for loan payable, related party	(94,000)	-	(94,000)	-
Proceeds from note payable	150,000	-	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	550,000	-	400,000	-

Net increase in cash	68,870	-	75,917	-

Cash, beginning of period	57,219	-	50,172	-

Cash, end of period	$126,089	$-	$126,089	$-

Supplemental cash flow information:
Interest paid	$2,290	$-	$2,290	$-
Income tax paid	$-	$-	$-	$-

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

The Company is located at 9454 Wilshire Boulevard, Suite 612, Beverly Hills, California 90210. The Company’s main phone number is (888)588-7974.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table:

Asset Description	Estimated Useful Life (years)
Computer	5

Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

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

NOTE 3 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net loss of $147,608 for the six months ended June 30, 2016. The Company had a positive working capital of $64,087 and an accumulated deficit of $155,101 as of June 30, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2016:

	June 30, 2016	December 31, 2015
Computer	$2,286	$-
Less: accumulated depreciation and amortization	(62)	-
Plant, property and equipment, net	$2,224	$-

Depreciation expense for the three months ended June 30, 2016 amounted to $62.

NOTE 5 – NOTE RECEIVABLE

During the three months ended March 31, 2016, the Company advanced $90,000 to a third party, SWIS Co., Ltd., which the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) on April 28, 2016 to acquire. The purpose of the funds loaned to SWIS Co., Ltd. is to finance their outstanding bills and operating expenses, which is in the Company’s interest due to the planned acquisition. The $90,000 advanced was in the form of a promissory note bearing interest at 4% per annum. The note and relative interest are due and receivable on March 3, 2018.

During the three months ended June 30, 2016, the Company advanced another $247,000 to the third party under the same promissory note. This principal amount also bears interest at 4% per annum, and is due and receivable on March 3, 2018 with the related interest.

NOTE 6 – LOAN PAYABLE TO RELATED PARTY

During the three months ended June 30, 2016, the Company received $494,000 of cash proceeds from its chief executive officer. This related party loan bears interest at 7% per annum over the term from the issuance date through maturity date on October 1, 2018. Interest on this related party loan will be due on maturity date. During the three months ended June 30, 2016, the Company paid back $94,000. Therefore, the balance of the loan payable to related party was $400,000 on June 30, 2016.

NOTE 7 – STOCKHOLDERS’ EQUITY

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers of which 19,500,000 were redeemed at par on June 1, 2015. On June 2, 2015, the Company issued 4,500,000 shares of its common stock to nine investors to effect change in control. On June 30, 2015, a further 5,000,000 shares of common stock were issued at a purchase consideration of $500. As of June 30, 2016, 10,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – DEPOSIT FOR STOCK TO BE ISSUED

The Company received $61,000 as funds designated for issuing of common stock in 2015. As of June 30, 2016, no agreement has been signed; thus, the price per share and the number of shares have not been decided yet.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

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

During the six months ended June 30, 2016, there was no conversion. As of June 30, 2016, the balance of the convertible promissory notes was $150,000.

NOTE 10 – SUBSEQUENT EVENT

On August 10, 2016, the Korean government approved the acquisition of a third party company, SWIS Co., Ltd., which was in connection with the Share Exchange Agreement (the “Exchange Agreement”) entered into on April 28, 2016. SWIS Co., Ltd. was established on September 2, 2014. Its major business is to research and develop PDLC film and the technology associated with making smart glass. Technology will be owned by the Company through the acquisition. The transaction closed on August 10, 2016 for a total purchase price of 1,000,000 South Korean Won, which is equivalent to $900 US Dollars.

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

The Company has posted no revenues and net losses of $147,608 during the six months ended June 30, 2016.

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

Results of Operation

Revenue

We did not generate revenues since our inception. We have incurred losses since inception.

Operating Expenses

Three Months ended June 30, 2016 compared to Three Months ended June 30, 2015

Operating expenses increased to $72,796 for the three months ended June 30, 2016 from $0 for the three months ended June 30, 2015. The increase is primarily due to consulting fees for business development and professional fees related to SEC filing.

Six Months ended June 30, 2016 compared to the Period from Inception January 12, 2015 to June 30, 2015

Operating expenses increased to $144,543 for the six months ended June 30, 2016 from $712 for the period from inception January 12, 2015 to June 30, 2015. The increase is primarily due to consulting fees for business development and professional fees related to SEC filing.

Other Income

Three Months ended June 30, 2016 compared to Three Months ended June 30, 2015

Other income increased to $1,810 for the three months ended June 30, 2016 from $0 for the three months ended June 30, 2015. Other income consisted entirely of interest income. The increase is primarily due to the advances to a third party incurred in 2016.

Six Months ended June 30, 2016 compared to the Period from Inception January 12, 2015 to June 30, 2015

Other income increased to $1,963 for the six months ended June 30, 2016 from $0 for the period from inception January 12, 2015 to June 30, 2015. Other income consisted entirely of interest income. The increase is primarily due to the advances to a third party that occurred in 2016.

Other Expense

Three Months ended June 30, 2016 compared to Three Months ended June 30, 2015

Other expense increased to $4,549 for the three months ended June 30, 2016 from $0 for the three months ended June 30, 2015. Other expense consisted entirely of interest expense. The increase is primarily due to the convertible notes issued in March 2016 and the advances from officer.

Six Months ended June 30, 2016 compared to the Period from Inception January 12, 2015 to June 30, 2015

Other expense increased to $5,028 for the six months ended June 30, 2016 from $0 for the period from inception January 12, 2015 to June 30, 2015. Other expense consisted entirely of interest expense. The increase is primarily due to the convertible notes issued in March 2016 and the advances from officer.

Net Loss

Three Months ended June 30, 2016 compared to Three Months ended June 30, 2015

We incurred a net loss of $75,535 for the three months ended June 30, 2016, compared to a net loss of $0 for the three months ended June 30, 2015.

Six Months ended June 30, 2016 compared to the Period from Inception January 12, 2015 to June 30, 2015

We incurred a net loss of $147,608 for the six months ended June 30, 2016, compared to a net loss of $712 for the period from inception January 12, 2015 to June 30, 2015.

Liquidity and Capital Resources

The Company has an accumulated deficit of ($155,101) for the six months ended June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

Operating activities used $141,844 in cash for the six months ended June 30, 2016, as compared with $0 used for the period from inception January 12, 2015 to June 30, 2015. Our negative operating cash flow for June 30, 2016 was mainly a result of our net loss for the period.

Investing activities used $339,286 in cash for the six months ended June 30, 2016, as compared with $0 used for the period from inception January 12, 2015 to June 30, 2015. Our negative investing cash flow for June 30, 2016 was mainly a result of advances to a third party. During the six months ended June 30, 2016, the Company advanced $337,000 to a third party in investing activities. We also spent $2,286 on purchase of computer for the Company.

Financing activities for the six months ended June 30, 2016 generated $550,000 in cash, as compared with cash flows provided by financing activities of $0 for the period from inception January 12, 2015 to June 30, 2015. Proceeds from financing activities consisted primarily of proceeds from convertible notes and the advances from officer.

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

As of June 30, 2016, 10,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

Chief Financial Officer

Dated: August 15, 2016